Form 10-Q
period 2014-09-30
Hydropot Inc.
filed 2014-11-06
CIK 1606700

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55207

Hydropot Inc.

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

1

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 6, 2014, the issuer had 2,800,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

Hydropot Inc.
Condensed Financial Statements

Hydropot Inc. (formerly ALPINE 6 Inc.)
Condensed Balance Sheets

	September 30,	April 30,
	2014	2014
	(Unaudited)
ASSETS

Current assets:
Cash	$ -	$ -

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 2,300	$ -
Total current liabilities	2,300	$ -

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)
	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 2,800,000 and 10,000,000 shares issued and outstanding as of September 30, 2014 and April 30, 2014, respectively)

	280	1,000
Additional paid-in capital	3,064
Accumulated deficit	(5,644)	(1,000)
Total stockholders' deficit	(2,300)	-

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Hydropot Inc. (formerly ALPINE 6 Inc.)
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30, 2014	April 22, 2014 to September 30, 2014

Revenue	$ -	$ -

Operating expenses:
General and administrative	2,300	5,644
Total operating expenses	2,300	5,644

Net loss	$ (2,300)	$ (5,644)

Basic loss per common share	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	6,947,826	8,255,901

The accompanying notes are an integral part of these unaudited condensed financial statements.

Hydropot Inc. (formerly ALPINE 6 Inc.)
Condensed Statement of Cash flows
(Unaudited)

April 22, 2014 to September 30, 2014

Cash flows from operating activities:
Net loss	$ (5,644)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,300
Net cash used in operating activities	(3,344)

Cash flows from financing activities:
Proceeds from contributed capital	3,344
Net cash provided by financing activities	3,344

Net change in cash	-

Cash, beginning of period	-

Cash, end of period	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -
Cash paid for taxes	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

Hydropot Inc. (formerly ALPINE 6 Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Period from Inception (April 22, 2014) to September 30, 2014

(UNAUDITED)

1.DESCRIPTION OF BUSINESS AND HISTORY

Description of Business – Hydropot Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 22, 2014 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

On July 6, 2014, the Board of Directors and majority shareholder approved the changed in the name of the Company from ALPINE 6 Inc. to Hydropot Inc.

2.	SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited condensed financial statements of Hydropot Inc.have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements for the period ended April 30, 2014 of Alpine 6 Inc. in our Form 10-12G/A filed on June 5, 2014.

The interim financial statements present the balance sheets, statements of operations and cash flows of Hydropot Inc.The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents – Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Revenue Recognition – Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Hydropot Inc. (formerly ALPINE 6 Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Period from Inception (April 22, 2014) to September 30, 2014

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT POLICIES – (CONTINUED)

Stock-based compensation – The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes – The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Recent Accounting Pronouncements - In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $5,644 as of September 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to

Hydropot Inc. (formerly ALPINE 6 Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Period from Inception (April 22, 2014) to September 30, 2014

(UNAUDITED)

3.	GOING CONCERN – (CONTINUED)

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

4.     STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2014 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2014 2,800,000 shares were issued and outstanding.

Upon formation of the Company on April 22, 2014, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $2,344 to the Company for the period ended September 30, 2014, which are recorded as additional paid-in capital.

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

On August 22, 2014, Ronald E. Bieber resigned from his position as a member of our board of directors and from all committees of our board of directors. Mr. Bieber's resignation was not due to any disagreements with us on any of our operations, policies or practices, further, Mr. Bieber agreed to the cancellation of 6,200,000 shares of his common stock. These shares were returned to treasury and cancelled. We disclosed this event on Form 8-K on August 29, 2014.

On August 22, 2014, Joe Ming resigned from his position as a member of our board of directors and from all committees of our board of directors. Mr. Ming’s resignation was not due to any disagreements with us on any of our operations, policies or practices, further, Mr. Ming agreed to the cancellation of 1,000,000 shares of his common stock. These shares were returned to treasury and cancelled. We disclosed this event on Form 8-K on August 29, 2014.

5.	COMMITMENT

There is no commitment or contingency to disclose during the period ended September 30, 2014.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including November 6, 2014 which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated during the development stage of $5,644 as of September 30, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S.GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

An investment in the company is highly speculative in nature and involves an extremely high degree of risk.

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

There Is Competition For Those Private Companies Suitable For A Merger Transaction Of The Type Contemplated By Management.

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

Future Success Is Highly Dependent On The Ability Of Management To Locate And Attract A Suitable Acquisition.

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

While seeking a business combination, management anticipates devoting no more than (30) thirty hours per week to the Company’s affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

All of the presently outstanding shares of common stock (2,800,000) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. These final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

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

Because We May Seek To Complete A Business Combination Through A “Reverse Merger”, Following Such A Transaction We May Not Be Able To Attract The Attention Of Major Brokerage Firms.

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

This Report Contains Forward-Looking Statements And Information Relating To Us, Our Industry And To Other Businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information.

As previously disclosed on Form 8-K on August 29, 2014, on August 22, 2014, Ronald E. Bieber resigned from his position as a member of our board of directors and from all committees of our board of directors. Mr. Bieber's resignation was not due to any disagreements with us on any of our operations, policies or practices, further, Mr. Bieber agreed to the cancellation of 6,200,000 shares of his common stock. These shares were returned to treasury and cancelled.

As previously disclosed on Form 8-K on August 29, 2014, on August 22, 2014, Joe Ming resigned from his position as a member of our board of directors and from all committees of our board of directors. Mr. Ming’s resignation was not due to any disagreements with us on any of our operations, policies or practices, further, Mr. Ming agreed to the cancellation of 1,000,000 shares of his common stock. These shares were returned to treasury and cancelled.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	04/22/14
3.2	By-Laws		10		3.2	04/22/14
3.3	Certificate of Amendment to Certificate of Incorporation, dated July 9, 2014		8-K		3.3	08/08/14
4.1	Specimen Stock Certificate		10		4.1	04/22/14
10.1	Share Purchase Agreement between Richard Chiang and Michael Roman and Timothy J. Rivera, dated July 9, 2014		8-K		10.1	07/09/14
17.1	Richard Chiang resignation letter dated July 9, 2014		8-K		17.1	07/29/14
17.2	Ronald E. Bieber resignation letter dated August 22, 2014		8-K		17.2	08/29/14
17.3	Joe Ming resignation letter dated August 22, 2014		8-K		17.3	08/29/14
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
20

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydropot Inc.

Dated: November 6, 2014

By: /s/ Michael Roman Michael Roman , Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer, Secretary

