Form 10-Q
period 2015-03-31
Hydropot Inc.
filed 2015-05-15
CIK 1606700

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

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

1

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2015, the issuer had 2,800,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

Hydropot Inc.
Condensed Financial Statements

(Unaudited)

Hydropot Inc.
Condensed Balance Sheets
	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)

Current assets:
Cash	$ -	$ -

Total assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Due to related party	$ 9,000	$ 5,000
Total current liabilities	9,000	5,000

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 2,800,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014.)	280	280
Additional paid-in capital	3,064	3,064
Accumulated deficit	(12,344)	(8,344)
Total stockholders' deficit	(9,000)	(5,000)

Total liabilities and stockholders' deficit	$ -	$ -
The accompanying notes are an integral part of these condensed financial statements

6

Hydropot Inc.

Condensed Statement of Operations

(Unaudited)

Three Months Ended March 31, 2015

Revenue	$ -

Operating expenses:
General and administrative	4,000
Total operating expenses	4,000

Net loss	$ (4,000)

Basic loss per common share	$ (0.00)

Basic weighted average common
shares outstanding	2,800,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Hydropot Inc.

Condensed Statement of Cash Flows

(Unaudited)

Three Months Ended March 31, 2015

Operating activities:
Net loss	$(4,000)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Stock-based compensation - related party	—
Due to related party	4,000
Net cash used in operating activities	—

Net change in cash	—

Cash, beginning of period	—

Cash, end of period	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for taxes	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

Hydropot Inc.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2015

(UNAUDITED)

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

The accompanying unaudited condensed financial statements of Hydropot Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2014 of Hydropot Inc. in our Form 10--K filed on March 31, 2015.

The interim financial statements present the balance sheets, statements of operations and cash flows of Hydropot Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Hydropot Inc.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2015

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its financial statements and related disclosures.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $12,344 as of March 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.     STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2015 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2015, 2,800,000 shares were issued and outstanding.

Upon formation of the Company on April 22, 2014, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution $3,064 to the Company for the period ended December 31, 2014, which was recorded as additional paid-in capital.

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

Hydropot Inc.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2015

(UNAUDITED)

5.	COMMITMENT

There is no commitment or contingency to disclose during the period ended March 31, 2015.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated during the development stage of $12,344 as of March 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S.GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Control by management

As of the date of this Form 10-Q, the management of the Company owns 100% of the Company’s outstanding shares. Future investors will own a minority percentage of the Company’s Common Stock will have voting rights even if they will not control the votes of the board of directors or stockholders.

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

Item 4. Mine Safety Disclosures

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

Dated: May 15, 2015

