Form 10-Q
period 2015-06-30
Hydropot Inc.
filed 2015-08-14
CIK 1606700

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2015
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

1

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2015, the issuer had 2,800,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Hydropot Inc.
Condensed Financial Statements

(Unaudited)

Contents

Financial Statements	PAGE

Condensed Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	6

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2015 (Unaudited) and for the period from April 22, 2014 (inception) to June 30, 2014(Unaudited)	7

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015 (Unaudited) and 2014 for the period from April 22, 2014 (inception) to June 30, 2014 (Unaudited)	8

Notes to Condensed Financial Statements (Unaudited)	9

Hydropot Inc. Condensed Balance Sheets
	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)

Current assets:
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Due to related party	$12,525	$5,000
Total current liabilities	12,525	5,000

Stockholders' deficit:
Preferred stock, $0.0001 par value,
5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value,
100,000,000 shares authorized; 2,800,000 shares issued and outstanding, respectively	280	280
Additional paid-in capital	3,064	3,064
Accumulated deficit	(15,869)	(8,344)
Total stockholders' deficit	(12,525)	(5,000)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Hydropot Inc. Condensed Statements of Operations (Unaudited)
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	April 22, 2014 (inception) to June 30, 2014

Revenue	$-	$-	$-

Operating expenses:
General and administrative	3,525	7,525	3,344
Total operating expenses	3,525	7,525	3,344

Net loss	$(3,525)	$(7,525)	$(3,344)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	2,800,000	2,800,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Hydropot Inc. Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2015	April 22, 2014 (inception) to June 30, 2014

Cash flows from operating activities:
Net loss	$(7,525)	$(3,344)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	-	1,344
Net cash used in operating activities	(7,525)	(2,000)

Cash flows from financing activities:
Proceeds from contributed capital	-	2,000
Due to related party	7,525	-
Net cash provided by financing activities	7,525	2,000

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Hydropot Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

The accompanying unaudited condensed financial statements of Hydropot Inc.have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2014 of Hydropot Inc. in our Form 10-K filed on March 31, 2015 with the SEC.

The interim financial statements present the balance sheets, statements of operations and cash flows of Hydropot Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

June 30, 2015

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

Recent Accounting Pronouncements -

On April 30, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-06—Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs) apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-14A—Earnings Per Share—Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

Hydropot Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-01—Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220—Income Statement—Extraordinary Items (Subtopic 225-20), which has been deleted. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $15,869 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.     STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2015 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2015, 2,800,000 shares were issued and outstanding.

Upon formation of the Company on April 22, 2014, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution $2,344 to the Company for the period ended December 31, 2014, which was recorded as additional paid-in capital.

On July 9, 2014, the former shareholder of the Company, Richard Chiang, executed a Share Purchase Agreement (the “SPA”) pursuant to which he sold 10,000,000 shares of the Company’s common stock to Michael Roman and Timothy J. Rivera at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Share Purchase Agreement, Mr. Chiang owned no shares of the Company’s stock, and Michael Roman and Timothy J. Rivera were the majority stockholders of the Company.

Hydropot Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

5.     RELATED PARTY TRANSACTIONS

As of December 31, 2014, the company’s related party James Rivera and Michael Roman advanced the company $5,000 for general operating expenses. The advance is unsecured, non-interest bearing and due upon demand. During the six months ended June 30, 2015, an additional $7,525 was advanced to the company under the same terms.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had a deficit accumulated during the development stage of $15,869 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

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

Dated: August 14, 2015

